Form 10-Q
period 1999-06-30
GGC LLC
filed 1999-09-07
CIK 1089747

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number:
                            -----------------------

                                  GGC, L.L.C.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 25-1832079
                 --------                                 ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          3140 William Flinn Highway, Allison Park, Pennsylvania 15101
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  412-486-9100
                                  ------------
              (Registrant's telephone number, including area code)


                                      None
                 ---------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X].

        All capital accounts of the registrant are held by affiliates of the registrant. Number of capital units outstanding of each class of capital accounts at September 3, 1999:
                 Class A - 560 units and Class B - 5,340 units.


                                    1 of 13

                                  GGC, L.L.C.

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 1999


                                     INDEX

                                                                                           Page No.
                                                                                           --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

              Condensed Statements of Operations and Comprehensive Income -
                  Three and Six Months Ended June 30, 1999 and 1998                             3

              Condensed Balance Sheets -
                  June 30, 1999 and December 31, 1998                                           4

              Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                                       5

              Notes to Condensed Financial Statements                                           6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       8

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                                              11

PART II - OTHER INFORMATION                                                                    12

SIGNATURES                                                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  GGC, L.L.C.
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------
                                              Six Months Ended      Three Months Ended
                                                  June 30,                June 30,
                                           --------------------    --------------------
                                             1999        1998        1999        1998
---------------------------------------------------------------------------------------

Net sales                                  $ 42,316    $ 43,505    $ 25,189    $ 22,211

Costs and expenses:
     Cost of products sold                   41,875      40,867      23,849      19,715
     Selling and administrative expenses        701         495         435         202

---------------------------------------------------------------------------------------

Income (loss) from operations                  (260)      2,143         905       2,294

Other income (expense), net                      47         100          (4)         22

Interest expense                             (1,413)     (1,096)       (666)       (580)
                                           --------    --------    --------    --------

Net income (loss)                          $ (1,626)   $  1,147    $    235    $  1,736
                                           ========    ========    ========    ========

Comprehensive income (loss)                $ (1,626)   $  1,147    $    235    $  1,736
                                           ========    ========    ========    ========

--------------------------------------------
See Notes to Condensed Financial Statements.

                                  GGC, L.L.C.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------
                                                             June 30, 1999     December 31, 1998

--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $    415            $    153
      Accounts receivable                                         10,909               7,580
      Intercompany receivables                                       994                 877
      Inventories:
        Raw materials and manufacturing supplies                   1,444               2,637
        Finished products                                         14,012              16,703
      Other current assets                                           473                 758
                                                                --------            --------
          Total current assets                                    28,247              28,708

Property, plant and equipment, net                                15,444              15,679
Intangible pension asset                                           2,248               2,248
Other assets                                                          64                  58
                                                                --------            --------
                                                                $ 46,003            $ 46,693
                                                                ========            ========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
  Current liabilities:
      Current portion of long-term debt                         $  1,950            $    534
      Revolving credit facility                                   10,620                  --
      Accounts payable                                             8,472              11,054
      Accrued expenses                                             4,548               2,536
      Accrued interest                                               141                  67
      Accrued employee benefits                                    2,622               2,531
                                                                --------            --------
          Total current liabilities                               28,353              16,722

Long-term debt                                                    20,605              32,351
Long-term pension liabilities                                      7,047               6,643
Long-term post-retirement liabilities                              2,260               2,173
                                                                --------            --------
                                                                  29,912              41,167
Commitments and contingencies

Members' Equity (Deficit):
      Class A Units                                                  566                  --
      Class B Units                                               (6,022)                 --
      Parent deficit                                                  --              (4,390)
      Additional minimum pension liability                        (6,806)             (6,806)
                                                                --------            --------
                                                                 (12,262)            (11,196)
                                                                --------            --------
                                                                $ 46,003            $ 46,693
                                                                ========            ========

--------------------------------------------
See Notes to Condensed Financial Statements.

                                  GGC, L.L.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30,
                                                                ----------------------------
                                                                  1999                1998
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $ (1,626)           $  1,147
    Adjustments to reconcile net income (loss) to cash
       provided by (used in) operating activities:
           Depreciation and amortization                           1,679               2,552
    Decrease in cash resulting from changes in
       assets and liabilities                                       (474)             (2,974)
                                                                --------            --------
                                                                    (421)                725

--------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Expenditures for property, plant and equipment                (1,444)               (750)
                                                                --------            --------
                                                                  (1,444)               (750)

--------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net draws on revolving credit facility                         7,511                 155
    Advances from affiliates                                       9,500                  --
    Proceeds from issuance of long-term debt                      15,500                  --
    Issuance of Class A Units                                        560                  --
    Principal repayments of long-term debt                       (30,944)               (171)
                                                                --------            --------
                                                                   2,127                 (16)

--------------------------------------------------------------------------------------------
Cash and equivalents:
    Increase (decrease) in cash and cash equivalents                 262                 (41)
    Balance, beginning of period                                     153                  83
                                                                --------            --------
    Balance, end of period                                      $    415            $     42
                                                                ========            ========

--------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
    Interest payments, net                                      $  1,339            $  1,094
                                                                ========            ========

--------------------------------------------
See Notes to Condensed Financial Statements.

                                  GGC, L.L.C.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION

GGC, L.L.C. ("GGC"), a Delaware limited liability company and a subsidiary of CUS II, Inc. ("CUS II"), a Delaware corporation which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in March 1999 to acquire the glass manufacturing net operating assets of Glenshaw Glass Company, Inc. ("Glenshaw") on June 1, 1999. GGC operates under the name of Glenshaw Glass Company.

Prior to June 1, 1999, GGC had no operations.

NOTE 2 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Financial Statements of Glenshaw for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

NOTE 3 - ACQUISITION OF THE COMPANY

On June 1, 1999, GGC purchased the glass manufacturing net operating assets of Glenshaw. The purchase price of approximately $54,000 was paid in the form of equity interests in GGC that are exchangeable for 7.525 million common shares of Consumers, under certain circumstances. On June 1, 1999, Consumers contributed $550 to CUS II in exchange for 10 shares of common stock of CUS II, $0.01 par value. CUS II made a $550 capital contribution to GGC in return for 55 Class A Voting Units of GGC and is entitled to 100% of the net book profits of GGC after the payment of tax distributions to Glenshaw. Glenshaw made a $10 capital contribution to GGC in return for one Class A Voting Unit of GGC and contributed its glass manufacturing assets to GGC in exchange for 5,430 Class B Non-voting Units of GGC.

The acquisition, between companies under common control, is treated for accounting purposes as a reorganization, similar to a pooling of interests. The past glass manufacturing operations of the acquired net assets have been reflected as operations of GGC. CUS II and GGC are restricted subsidiaries of Consumers, and as such, are guarantors of certain debt obligations of Consumers. CUS II pledged its equity interest in GGC in connection with its guarantee of those debt obligations.

In conjunction with the acquisition, GGC entered into a new revolving credit and term loan facility that provides for revolving credit advances, a term loan of $10,000 and a term loan of $5,500. In June 1999, Consumers advanced $7,500 to GGC, which was used to repay the $5,500 term loan at its maturity on June 30, 1999. This advance is included in the caption long-term debt on the condensed balance sheet at June 30, 1999. The revolving credit facility enables GGC to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $20,000. Advances outstanding at any time cannot exceed an amount equal to the borrowing base as defined in the facility. At June 30, 1999, under the revolving credit facility, advances outstanding were $10,620, borrowing availability was $5,180 and total outstanding letters of credit under this facility were $1,200. The new facility expires May 31, 2004.

In April 1999, G&G Investments, Inc. ("G&G"), the parent company of Glenshaw, advanced $2,000 to Glenshaw. Glenshaw repaid certain credit facility advances with the funds received. In July 1999, GGC repaid G&G $2,000 with the proceeds of the advance from Consumers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GGC, L.L.C. ("GGC"), a Delaware limited liability company and a subsidiary of CUS II, Inc. ("CUS II"), a Delaware corporation which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in March 1999 to acquire the glass manufacturing net operating assets of Glenshaw Glass Company, Inc. ("Glenshaw"). The acquisition was completed on June 1, 1999. Because the acquisition was between companies under common control, it is treated for accounting purposes as a reorganization, similar to a pooling of interests. As a result, the past operations of the assets acquired from Glenshaw, have been reflected as operations of GGC. GGC currently operates under the name of Glenshaw Glass Company.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the 1999 second quarter were $25.2 million compared to $22.2 million for the second quarter of 1998, an increase of $3.0 million, or 13.4%. Net sales for the first half of 1999 were $42.3 million and $43.5 million for the comparable period of 1998. This decline of $1.2 million, or 2.7%, was principally as a result of a shift from higher margin sales of food and liquor containers to lower margin sales of beer containers.

         Cost of Products Sold. GGC's cost of products sold in the second quarter and first half of 1999 were $23.8 million and $41.9 million, respectively (or 94.7% and 99.0% of net sales), while the cost of products sold for the second quarter of 1998 and first half of 1998 were $19.7 million and $41.0 million, respectively (or 88.8% and 93.9% of net sales). The increase in the percentage of cost of products sold for the first six months of 1999 as compared with 1998 principally reflects the shift in product mix from liquor containers to beer containers as described above.

         Selling and Administrative Expenses. Selling and administrative expenses for the six months ended June 30, 1999 were approximately $0.7 million (or 1.7% of net sales), while selling and administrative expenses for the comparable period of 1998 were $0.5 million (or 1.1% of net sales). This increase in selling and administrative expenses principally reflects increased allocations of overhead expenses from Anchor Glass Container Corporation ("Anchor"), an affiliated company, which assumed, effective January 1, 1998, the financial and production reporting, as well as sales service, billing, human resources and other administrative functions for GGC.

         Interest Expense. Interest expense for the first half of 1999 was approximately $1.4 million compared to $1.1 million in the first half of 1998, an increase of $0.3 million.

         Net Income (Loss). As a result of the foregoing, GGC had net income in the second quarter of 1999 of approximately $0.2 million as compared to net income of approximately $1.7 million in the same period of 1998 and a year to date net loss of approximately $1.6 million compared to a net income of $1.1 million in the comparable period of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1999, operating activities used $0.4 million in cash. Operating activities provided $0.7 million of cash in the same period of 1998. This increase in cash consumed reflects the higher net loss adjusted for changes in working capital items. Cash consumed in investing activities for the first half of 1999 and 1998 were $1.4 million and $0.8 million, respectively, reflecting capital expenditures. Net cash of $2.1 million was provided by financing activities in the first six months of 1999, principally reflecting the refinancing associated with the acquisition of Glenshaw's net operating assets on June 1, 1999. The purchase price of approximately $54.0 million was paid in the form of non-voting Class B Units of GGC. These units are exchangeable for 7.525 million common shares of Consumers common stock under certain circumstances.

         In conjunction with the acquisition, GGC entered into a new revolving credit and term loan facility that provides for revolving credit advances, a term loan of $10.0 million and a term loan of $5.5 million. In

June 1999, Consumers advanced $7.5 million to GGC, which was used to repay the $5.5 million term loan at its maturity on June 30, 1999. The revolving credit facility enables GGC to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $20.0 million. Advances outstanding at any time cannot exceed an amount equal to the borrowing base as defined in the facility. At August 31, 1999, under the revolving credit facility, advances outstanding were $10.9 million, borrowing availability was $3.2 million and total outstanding letters of credit under this facility were $1.2 million. The new facility expires May 31, 2004.

         In April 1999, G&G Investments, Inc. ("G&G"), the parent company of Glenshaw, advanced $2.0 million to Glenshaw. Glenshaw repaid certain credit facility advances with the funds received. In July 1999, GGC repaid G&G $2.0 million with proceeds of the advance from Consumers.

     IMPACT OF INFLATION

         The impact of inflation on the costs of GGC, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels, GGC has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

     SEASONALITY

         Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, GGC's shipment volume is typically higher in the second and third quarters. Consequently, GGC will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, GGC generally schedules shutdowns of its plant for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. GGC has in the past and will continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

     YEAR 2000

         General. The Year 2000 issue arises because many computer systems, as well as equipment with embedded date-sensitive technology, use only the last two digits of a date to refer to a year and may recognize "00" as the year 1900 rather than 2000. If not corrected, many computer applications could fail or provide erroneous results.

         GGC shares information systems with Anchor. All references to "the Company" in the following disclosure includes Anchor and GGC.

         If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utilities, does not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

-        the inability to order raw materials,
         the malfunctioning of manufacturing or service processes,
- the inability to properly bill and collect payments from customers, and/or
-        errors or omissions in accounting and financial data.

         Compliance Plan and State of Readiness. The Company's plan for mitigating the impact of Year 2000 on Company operations covers three phases. The implementation of this plan has not resulted in the deferral of any information technology projects.

         Phase One. The first phase includes an inventory and assessment of Year 2000 issues, including the prioritizing of these issues. The plan requires an assessment of the scope and extent of Year 2000 issues in the following three areas:

-        information technology systems known as IT systems;
-        manufacturing operations and process controls known as non-IT systems;
         and
- impact on operations and business of non-compliant third parties with whom the Company has a material relationship.

         The Company's information technology systems cover a broad spectrum of software applications and hardware custom designed for our manufacturing processes. After an extensive study of the general technology needs, the Company decided on its plan to achieve Year 2000 compliance by upgrading both the packaged and custom-designed software currently in place, along with certain hardware upgrades.

         In addition to software and hardware considerations, the Company has completed reviewing the impact of the Year 2000 on the manufacturing operations and process controls. The Company has prepared an inventory of control and embedded chip technology and reviewed each for required actions. The Company continues to identify components requiring modification or replacement.

         Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, was completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to remediate control and embedded chip technology and expects that non-IT critical control technology and non-IT non-critical control and reporting systems will all be compliant by the end of the third quarter of 1999.

         The Company relies on numerous third-party suppliers for a wide variety of goods and services, including raw materials, transportation and utilities such as electricity and natural gas. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which we are vulnerable to the failure of such suppliers to remediate their own Year 2000 problems. The Company is currently in the process of grading the responses from low to high risk. In addition, although many of the Company's customers have been communicating with it regarding Year 2000 issues, the Company has not made any formal assessment of the effect which the failure of its larger customers to remediate their own Year 2000 problems could have on the Company's operations. Despite these efforts, there can be no assurance that the information technology systems of other companies on which the Company relies, such as utilities, will be timely converted, or that a failure to remediate by one or more customers, suppliers or utilities would not have a material adverse effect on the Company's business.

         Phase Three. The third phase of the Year 2000 plan is system testing and implementation. Many financial information technology systems have completed the testing phase and are operational. The Company continues to test manufacturing operations and process controls.

         Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance, system reengineering and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of June 30, 1999, approximately $2.1 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

         Contingency Plan and Risks. The Company's continuing analysis of the nature and extent of operational problems that would be reasonably likely to result will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. The Company has begun contingency planning and will develop and revise plans as additional information becomes available. These plans are expected to include increasing inventory levels of raw materials and finished products and documenting manual contingencies. The Company is continuing to analyze its potential liability to third parties if its systems are not Year 2000 compliant, but currently has not made any assessment of its potential exposure.

     INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning, including statements concerning:

         -        GGC's liquidity and capital resources,

         - GGC's debt levels and ability to obtain financing and service debt,

         - competitive pressures and trends in the glass container industry,

         -        prevailing interest rates,

         -        legal proceedings and regulatory matters, and

         -        general economic conditions.

         Forward-looking statements involve risks and uncertainties (including, but not limited to, economic, competitive, governmental and technological factors outside the control of GGC) which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties may include the highly competitive nature of the glass container market and the intense competition from makers of alternative forms of packaging; GGC's focus on the beer industry and its dependence on certain key customers; the seasonal nature of brewing, iced tea and other beverage industries; GGC's dependence on management provided by an affiliated company and changes in environmental and other government regulations. GGC operates in a very competitive environment in which new risk factors can emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on GGC's business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of GGC's debt instruments are subject to fixed interest rates and, in addition, the amount of principal to be repaid at maturity is also fixed. Therefore, GGC is not subject to market risk from these debt instruments. Less than 1% of GGC's sales are denominated in currencies other than the U.S. dollar, and GGC does not believe its total exposure to be significant.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  GGC is not party to, and none of its assets are subject to any pending legal proceedings, other than ordinary routine litigation incidental to its business and against which GGC is adequately insured and indemnified or which is not material. GGC believes that the ultimate outcome of these cases will not materially affect future operations.

Item 2.  Changes in Securities and Use of Proceeds.
                  None

Item 3.  Defaults Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits
             --------

                  Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K
             -------------------
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GGC, L.L.C.

Date:  September 3, 1999                       /s/ M.William Lightner, Jr.
                                               --------------------------------
                                               M. William Lightner, Jr.
                                               Manager
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)