Form 10-Q
period 1999-09-30
GGC LLC
filed 1999-11-15
CIK 1089747

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number:

                                  GGC, L.L.C.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   25-1832079
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

          3140 William Flinn Highway, Allison Park, Pennsylvania 15101
          ------------------------------------------------------------
                 (Address of principal executive offices)   (Zip Code)

                                  412-486-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         All capital accounts of the registrant are held by affiliates of the registrant.
     Number of capital units outstanding of each class of capital accounts at November 12, 1999:
                 Class A - 560 units and Class B - 5,340 units.




                                    1 of 13

                                  GGC, L.L.C.

                                   FORM 10-Q

               For the Quarterly Period Ended September 30, 1999

                                     INDEX


                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements:

           Condensed Statements of Operations and Comprehensive Income -
               Three and Nine Months Ended September 30, 1999 and 1998         3

           Condensed Balance Sheets -
               September 30, 1999 and December 31, 1998                        4

           Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 1999 and 1998                   5

           Notes to Condensed Financial Statements                             6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           8

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                  11

PART II - OTHER INFORMATION                                                   12

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  GGC, L.L.C.
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                      Nine Months Ended           Three Months Ended
                                        September 30,                September 30,
                                     1999          1998          1999          1998
                                   --------      --------      --------      --------
Net sales                          $ 64,250      $ 62,435      $ 21,934      $ 18,930

Costs and expenses:
    Cost of products sold            62,420        59,119        20,545        18,252
    Selling and administrative
      expenses                        1,092           758           391           263

Income from operations                  738         2,558           998           415

Other income (expense), net              61            88            14           (12)

Interest expense                     (2,200)       (1,859)         (787)         (763)
                                   --------      --------      --------      --------

Net income (loss)                  $ (1,401)     $    787      $    225      $   (360)
                                   ========      ========      ========      ========

Comprehensive income (loss)        $ (1,401)     $    787      $    225      $   (360)
                                   ========      ========      ========      ========

See Notes to Condensed Financial Statements.

                                  GGC, L.L.C.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------
ASSETS
Current assets:
     Cash and cash equivalents                           $    150           $    153
     Accounts receivable                                   10,089              8,457
         Inventories:
       Raw materials and manufacturing supplies             1,500              2,637
       Finished products                                   12,632             16,703
     Other current assets                                     791                758
                                                         --------           --------
         Total current assets                              25,162             28,708

Property, plant and equipment, net                         15,013             15,679
Intangible pension asset                                    2,248              2,248
Other assets                                                  317                 58
                                                         --------           --------
                                                         $ 42,740           $ 46,693
                                                         ========           ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
 Current liabilities:
     Revolving credit facility                           $ 10,687           $     --
     Current portion of long-term debt                      1,939                534
     Accounts payable                                       6,299             11,054
     Accrued expenses                                       3,422              2,536
     Accrued interest                                         251                 67
     Accrued employee benefits                              2,076              2,531
                                                         --------           --------
         Total current liabilities                         24,674             16,722

Long-term debt                                             20,479             32,351
Long-term pension liabilities                               7,323              6,643
Long-term post-retirement liabilities                       2,301              2,173
                                                         --------           --------
                                                           30,103             41,167
Commitments and contingencies

Members' Equity (Deficit):
     Class A Units                                            568                 --
     Class B Units                                         (5,799)                --
     Parent deficit                                            --             (4,390)
     Additional minimum pension liability                  (6,806)            (6,806)
                                                         --------           --------
                                                          (12,037)           (11,196)
                                                         --------           --------
                                                         $ 42,740           $ 46,693
                                                         ========           ========

See Notes to Condensed Financial Statements

                                  GGC, L.L.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                    1999                1998
                                                                 ----------         ------------
Cash flows from operating activities:
   Net income (loss)                                              $ (1,401)          $    787
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
         Depreciation and amortization                               2,522              3,843
   Increase (decrease) in cash resulting from changes in
      assets and liabilities                                           675             (1,724)
                                                                  --------           --------
                                                                     1,796              2,906
Cash flows from investing activities:
   Expenditures for property, plant and equipment                   (1,856)              (971)
                                                                  --------           --------
                                                                    (1,856)              (971)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                         15,500                 --
   Principal repayments of long-term debt                          (34,190)              (380)
   Advances from affiliates                                          9,500                 --
   Repayment of advances from affiliates                            (2,000)                --
   Issuance of Class A Units                                           560                 --
   Net draws on revolving credit facility                           10,687             (1,293)
                                                                  --------           --------
                                                                        57             (1,673)
Cash and equivalents:
   Increase (decrease) in cash and cash equivalents                     (3)               262
   Balance, beginning of period                                        153                 83
                                                                  --------           --------
   Balance, end of period                                         $    150           $    345
                                                                  ========           ========
Supplemental disclosure of cash flow information:
   Interest payments, net                                         $  2,016           $  1,856
                                                                  ========           ========

See Notes to Condensed Financial Statements.

                                  GGC, L.L.C.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION

        GGC, L.L.C. ("GGC"), a Delaware limited liability company and a subsidiary of CUS II, Inc. ("CUS II"), a Delaware corporation which is a wholly-owned subsidiary of Consumers Packaging Inc. ("Consumers"), was formed in March 1999 to acquire the glass manufacturing net operating assets of Glenshaw Glass Company, Inc. ("Glenshaw"), which was completed on June 1, 1999. GGC operates under the name of Glenshaw Glass Company.

Prior to June 1, 1999, GGC had no operations.

NOTE 2 - MANAGEMENT'S RESPONSIBILITY

        In the opinion of Management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

        In conjunction with the acquisition, GGC entered into a new revolving credit and term loan facility that provides for revolving credit advances, a term loan of $10,000 and a term loan of $5,500. In June 1999, Consumers advanced $7,500 to GGC, which was used to repay the $5,500 term loan at its maturity on June 30, 1999. This advance is included in the caption long-term debt on the condensed balance sheet at September 30, 1999. The revolving credit facility enables GGC to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $20,000. Advances outstanding at any time cannot exceed an amount equal to the borrowing base as defined in the facility. At September 30, 1999, under the revolving credit facility, advances outstanding were $10,687, borrowing availability was $3,576 and total outstanding letters of credit under this facility were $1,200. The facility expires May 31, 2004.

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

RESULTS OF OPERATIONS

        Net Sales. Net sales for the 1999 third quarter were $21.9 million compared to $18.9 million for the third quarter of 1998, an increase of $3.0 million, or 15.9%. Net sales for the first nine months of 1999 were $64.2 million and $62.4 million for the comparable period of 1998. This increase of $1.8 million, or 2.9%, was principally as a result of a shift from higher margin sales of food and liquor containers to higher volume, lower margin sales of beer and tea containers. Unit shipments have been higher in 1999 as compared to 1998, which also contributed to the increase in net sales.

        Cost of Products Sold. GGC's cost of products sold in the third quarter and first nine months of 1999 were $20.5 million and $62.4 million, respectively (or 93.7% and 97.1% of net sales), while the cost of products sold for the third quarter of 1998 and first nine months of 1998 were $18.3 million and $59.1 million, respectively (or 96.4% and 94.7% of net sales). The increase in the percentage of cost of products sold for the first nine months of 1999 as compared with the same period of 1998 principally reflects the shift in product mix from food and liquor containers to beer and tea containers as described above.

        Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 1999 were approximately $1.1 million (or 1.7% of net sales), while selling and administrative expenses for the comparable period of 1998 were $0.8 million (or 1.2% of net sales). This increase in selling and administrative expenses principally reflects increased allocations of overhead expenses from Anchor Glass Container Corporation ("Anchor"), an affiliated company, which assumed, effective January 1, 1998, the financial and production reporting, as well as sales service, billing, human resources and other administrative functions for GGC.

        Interest Expense. Interest expense for the nine months ended September 30, 1999 was approximately $2.2 million compared to $1.9 million for the comparable period of 1998, an increase of $0.3 million.

        Net Income (Loss). As a result of the foregoing, GGC had net income in the third quarter of 1999 of approximately $0.2 million as compared to net loss of approximately $0.4 million in the same period of 1998 and a year to date net loss of approximately $1.4 million compared to net income of $0.8 million in the comparable period of 1998.

    LIQUIDITY AND CAPITAL RESOURCES

        In the first nine months of 1999, operating activities provided $1.8 million in cash. Operating activities provided $2.9 million of cash in the same period of 1998. This decrease in cash provided principally reflects the 1999 net loss adjusted for changes in working capital items. Cash consumed in investing activities for the first nine months of 1999 and 1998 were $1.9 million and $1.0 million, respectively, reflecting capital expenditures. Net cash of $0.1 million was provided by financing activities in the first nine months of 1999, principally reflecting the refinancing associated with the acquisition of Glenshaw's net operating assets on June 1, 1999. The purchase price of approximately $54.0 million was paid in the form of non-voting Class B Units of GGC. These units are exchangeable for 7.525 million common shares of Consumers common stock under certain circumstances.

        In conjunction with the acquisition, GGC entered into a new revolving credit and term loan facility that provides for revolving credit advances, a term loan of $10.0 million and a term loan of $5.5 million. In June 1999, Consumers advanced $7.5 million to GGC, which was used to repay the $5.5 million term loan at its maturity on June 30, 1999. The revolving credit facility enables GGC to obtain revolving credit loans for working capital purposes and the issuance of letters of credit for its account in an aggregate amount not to exceed $20.0 million. Advances outstanding at any time cannot exceed an amount equal to the borrowing base as defined in the facility. At November 1, 1999, under the revolving credit facility, advances outstanding were $10.4 million, borrowing availability was $3.6 million and total outstanding letters of credit under this facility were $1.2 million. The facility expires May 31, 2004.

        In April 1999, G&G Investments, Inc. ("G&G"), the parent company of Glenshaw, advanced $2.0 million to Glenshaw. Glenshaw repaid certain credit facility advances with the funds received. In July 1999, GGC repaid G&G $2.0 million with proceeds of the advance from Consumers.

    IMPACT OF INFLATION

        The impact of inflation on the costs of GGC, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been relatively low, GGC has experienced pricing pressures in the current market and has not been fully able to pass on inflationary cost increases to its customers.

    SEASONALITY

        Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, GGC's shipment volume is typically higher in the second and third quarters. Consequently, GGC will build inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. In addition, GGC generally schedules shutdowns of its plant for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters. GGC has in the past and expects to continue in the future to implement alternatives to reduce downtime during these periods in order to minimize disruption to the production process and its negative effect on profitability.

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

        If the Company, or a third party with whom it has a material relationship, such as a customer, supplier or utility, does not correct a material Year 2000 issue, its operations and financial results could be adversely impacted due to:

        o the inability to order raw materials,
        o the malfunctioning of manufacturing or service processes,
        o the inability to properly bill and collect payments from customers, and/or
        o errors or omissions in accounting and financial data.

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

        Phase One. The first phase includes an inventory and assessment of Year 2000 issues, including the prioritizing of these issues. The plan requires an assessment of the scope and extent of Year 2000 issues in the following three areas:

        o information technology systems known as IT systems;
        o manufacturing operations and process controls known as non-IT systems; and
        o impact on operations and business of non-compliant third parties with whom the Company has a material relationship.

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

        Phase Two. The second phase of the Year 2000 plan is remediation in which the Company takes the actions necessary to upgrade or replace the systems that are not year 2000 compliant. The upgrade of certain hardware, including the personal computer-based environment, was completed in December 1998. The primary accounting software applications were upgraded to a Year 2000 compliant release in February 1999. The upgrade of other custom-designed software, which represents a small percentage of the total applications, was completed in August 1999. Management believes this timetable provides sufficient time to resolve any unexpected issues. The Company continues to test control and embedded chip technology as well as non-IT critical control technology and non-IT non-critical control and reporting systems.

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

        Costs. The Company anticipates that aggregate expenditures for Year 2000 compliance, system reengineering and system upgrades will approximate $2.5 million in 1998 and 1999, of which, as of September 30, 1999, approximately $2.3 million has been incurred. However, no assurance can be given that the Company's actual expenditures for Year 2000 compliance will not be higher. All of these expenditures have been funded through cash flows from operations.

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

    INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        With the exception of the historical information contained in this report, the matters described herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning, including statements concerning:

        o GGC's liquidity and capital resources,

        o GGC's debt levels and ability to obtain financing and service debt,

        o competitive pressures and trends in the glass container industry,

        o prevailing interest rates,

        o legal proceedings and regulatory matters, and

        o general economic conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders.
               None

Item 5. Other Information
               None

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GGC, L.L.C.



Date: November 12, 1999                        /s/ M. William Lightner, Jr.
                                               ----------------------------
                                               M. William Lightner, Jr.
                                               Manager
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)